Form 10KSB
period 2006-12-31
Copper Road Inc.
filed 2007-04-18
CIK 1369172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
Commission File No. 0-50103

COPPER ROAD INC.

 (Exact name of issuer as specified in its charter)

Nevada	20-5163482
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

598-999 Canada Place, Vancouver, BC   V6C 3E1   Canada
(Address of principal executive office) (Zip Code)

Issuer's telephone number: (604) 608-2861

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, ($.001 par value)
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for issuer’s most recent fiscal year:  $Nil

Aggregate market value of stock held by non-affiliates as of April 13, 2007: $8,006

Number of shares of the issuer’s common stock  $0.001 par value outstanding as of April 13, 2007: 8,005,880 common shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:  Yes__   No_X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2006, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $Nil.

PART I

 FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences;  (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine and fund our other capital commitments; (j) our ability to seek out and acquire other high quality copper properties; (k) the volatility of copper and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of copper exploration, dilution, and competition;  (o) loss of key employees; and (p) defective title to mineral claims or property.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Item 1.

Description of Business

Copper Road Inc. was incorporated in the State of Nevada in February 2006.  The Company is engaged in the exploration, development, and production of copper.

On September 19, 2006, the Company incorporated a private company, Copper Road Resources Inc. in the Province of British Columbia.

On May 27, 2006 the Company entered into an agreement to acquire 100% interest in the Howe Copper Mine located in British Columbia, Canada.  The Company paid $15,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

Recent Developments

The Company has no recent developments to report.

Products

The Company has generated no revenue from operations to date.   At present Copper Road Inc. is a development stage company.

Marketing

No marketing has been undertaken as the Company has generated no revenue from operations to date.

Customers

The Company has no customers as the Company has generated no revenue from operations to date.

Competition

Many companies are engaged in the exploration and development of mineral properties.  The Company is at a disadvantage with respect to those competitors whose financial and technical resources exceed the Company’s.

Research and Development

The Company has not undertaken any research nor development activities.

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of December 31, 2006, we had no employees.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

Item 2.

Description of Property

On May 27, 2006 the Company entered into an agreement to acquire 100% interest in the Howe Copper Mine located in British Columbia, Canada.  The Company paid $15,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

RISK FACTORS

There are inherent risk factors associated with an investment in Copper Road Inc. and management wishes to alert investors to these risks.

Limited Operating History

Copper Road Inc. has a limited operating history upon which an evaluation of its business and prospects can be based.  There can be no assurance that an investment in our Company shall be profitable or that we will realize revenue or be profitable on a quarterly or annual basis.  In addition, any plans to increase our operating expenses to further develop our operations and increase our administration resources will require capital.  A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue.  To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results, and cash flows would be materially adversely affected.  Management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.

Development and Completion

The exploration, development, and production of copper deposits involves significant risks that even the best evaluation, experience, and knowledge cannot eliminate.  The economic feasibility of the Company’s mining claims is based upon a number of factors, including reserve estimations, extraction and process recoveries, engineering, capital and operating costs, future production, and future prices.

Operating

Mining exploration, development, and production operations generally involve a high degree of risk.  The Company’s operations are subject to all the hazards and risks normally encountered in the development of mining operations.  These risks include unexpected geologic formations and conditions, cave-ins, flooding and other conditions involved in the mining of material, any of which could result in damage to, or destruction of, producing facilities, damage to life or property, environmental damage, and possible legal liability.

The Company’s management will take certain precautions to mitigate these risks; however, in spite of these precautions, circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

Price

Although copper prices are at a high, no assurance can be given as to future prices or demand for the Company’s production.  Any decline in prices could have a material adverse effect on the Company’s financial position.

Market

The profitability of operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its copper production.  The markets are affected by numerous factors beyond the Company’s control; for example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices, and causing a decrease in demand for the Company’s copper.  Any such factors could adversely impact the Company’s ability to sell its copper, the prices it receives for its copper, and its profitability.

Environmental

Mining is subject to potential risks and liabilities associated with pollution of the environment that may result from mineral exploration and production.  The Company could incur unexpected environmental liability resulting from its development and mining activity, or even stemming from previous activity conducted by others prior to our ownership.  Insurance against environmental mining risks (including liability for the disposal of waste products) generally is not available at a reasonable price and currently the Company does not have and does not intend to purchase such insurance.  Should the Company be unable to fund a required environmental remedy, the Company might be forced to suspend operations or enter into interim compliance measures pending completion of the remedy.

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive.  The Company expects to make significant expenditures in the future to comply with such laws and regulations. It is possible that costs and delays in complying with such regulations could adversely affect the Company’s development and mining plan or any potential expansion of that plan.

Mining Legislation and Regulation

The Company is subject to Canadian federal, provincial, and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances, and other matters.

Management and Operations Personnel

In order to achieve its objectives, the Company must add key people to its management team.  We also require highly skilled exploration, geological, metallurgical, and mining personnel, who are in high demand and are often subject to competing offers.

As we grow, we will continue to need an increased number of management and support personnel.  It is possible that we will be unable to recruit the people we need in a timely fashion.  Specifically, the recruitment and retention of engineers may be especially troublesome due to the current availability of and competition for such employees.  Moreover, the loss of services of any of our key personnel would have a material adverse effect on our business.

Inflation

As we are an exploration stage company, inflation has not had a material affect on our operations.  In the event we are no longer considered a exploration stage entity, inflation may affect our ability to generate profits as increased costs may be associated with development and marketing of our products.  In the opinion of management, inflation at this time has not and will not have a material affect on our operations. Management will evaluate the possible affects of inflation on Copper Road Inc. as it relates to our business and operations and will proceed accordingly.

Ability to Raise Capital

Our ability to further develop our business and operations is dependent on our ability to raise capital.  Copper Road Inc. will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions.  There is no guarantee that we will be able to raise capital to further develop our business and operations.  Additionally, we may encounter significant costs or unfavourable terms in our efforts to raise capital.  Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the Company.

Item 3.

Legal Proceedings

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Issuer’s Common Stock and Related Stockholder Matters

The Company was initially authorized to issue 75,000,000 common shares with a par value of $0.001.  On March 6, 2006, the authorized share capital was increased to 500,000,000 shares with a par value of $0.001 broken down as to 450,000,000 common shares and 50,000,000 preferred shares.

On May 23, 2006, the Company issued 5,000,000 common shares at $0.003 per share for gross proceeds of $15,000 to the President.

On September 27, 2006, the 5,000,000 common shares issued on May 23, 2006 were cancelled and 5,000,000 common shares were issued on the same terms as at May 23, 2006 of which 3,000,000 shares were issued to the President.

On December 15, 2006, 3,005,880 common shares were issued at $0.01 per share for gross proceeds of $30,059.

The number of common shares outstanding includes 3,005,880 common shares that are allotted and will be issued subsequent to the year end.

Preferred Shares

None

Options

None

Warrants

None

Item 6.

Management’s Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2006

Sales

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

General and Administrative Expenses

From the date of the incorporation to December 31, 2006, the Company has spent $144,189 in general and administrative expenses.

The Company employs no full time staff but relies on consultants for financial and other advice.

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased annually on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at December 31, 2006.

Effective January 1, 2006, the Company signed an Office Services Agreement with an unrelated third party for a fee of CDN$5,000 (or US$4,290) per month through to and including January 2007.

Mineral Property Exploration and Development Expenses

On May 27, 2006, the Company entered into an agreement to acquire a 100% interest in the Howe Copper Mine located in British Columbia, Canada.   The costs are summarized as follows:

Acquisition costs	$ 15,000
Balance, December 31, 2006	$ 15,000

The Company paid $15,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

The Company acquired the historic Howe Copper Mine in May of 2006 and subsequently commissioned Dr, Warren Geiger Ph.D., and P.Eng. P.Geol. to complete a full review and analysis of all reports and previous work done on the property.  Dr. Geiger’s report was completed July 14th, 2006, concluding the following:  the Granite-Hosted Porphyry Cu-Mo-Ag Deposit type, based on study of all the historical information to date, does appear to have the best potential for yielding economic mineralization.  Leszczyszyn (1965) estimated that minor contained sulphides in this area were 2-5%.  Don K, Bragg (2000) suspected that overall sulphide mostly chalcopyrite are between 0.2% and 0.3%.  Whether such grades of copper mineralization with unknown credits in molybdenum, silver and possibly gold might be economic with a sufficiently large tonnage defined and good commodity prices is unknown but the possibility is there.

Possible extension of the porphyry Cu-Mo-Ag discovery area mineralization to the northwest for more than a mile by airborne geophysics suggested by Weymark Engineering (1972) and probable extension of the discovery area mineralization to the east and northeast into the valley of Dempster Creek proposed by Renshaw (1980), based on ground geophysical and geological work and supported by the much earlier records of known mineral workings in Dempster Valley, certainly infer a much larger mineralized area should be targeted for exploration work with the possibility of defining a large tonnage economic grade resource.

During the period ended December 31, 2006, the decision was made by management to expand its mineral claims, from its original 1 claim consisting of 229.826 hectares to its current holdings of 5 claims consisting 2318.666 hectares.

In September, 2006 a reconnaissance examination was performed by Mr. Greg Thompson B.Sc.,P.Geo. and Mr. James Laird, Laird Exploration Ltd. In total they collected 7 mineral samples which were subsequently tested by ICP and assay analyses. The copper, molybdenum, silver and bismuth values were determined to be of economic grade, the question remains how to define an economic tonnage of ore.

Sample No.	Location	Elevation	Au ppb	Ag g/t	Cu %	Mo ppm	Bi ppm	Description
HC JL - 01	Adit dump	1431m	880	762	>50	380	8130	grab
HC JL - 02	Adit portal	1431m	520	931	48.7	10	5210	50cm chip
HC JL - 03	Talus float	1428m	710	561	45.1	410	6540	50cm float
HC JL - 04	Adit	1431m	<50	9	0.71	50	100	1.5m chip
HC JL - 05	Adit dump	1431m	460	149	8.72	3.37	1120	grab
HC JL - 06	200m N of adit	1457m	410	16	1.55	150	2280	grab
HC JL - 07	300m N of adit	1425m	<50	25	10.7	640	<20	50cm chip

The Company intends to complete the following three phase work program commencing the third quarter of 2007.

Phase I

Should undertake to outline the most promising areas of porphyry copper-molybdenum-silver mineralized areas within the large expanded area described above.  This program would include prospecting, stream sediment sampling, geological mapping, rock sampling of surface and underground mineralized areas and assaying of all stream sediment and hard rock samples.

Phase II

Should be used to define more precisely, surface areas within the outlined areas of Phase I, that have the economic potential to generate a mineral resource.  This program would include construction of control grids in the most promising areas, electromagnetic (EM), magnetometer and scintillometer geophysical surveys, detailed surface and underground geological mapping, trenching, and detailed sampling of mineralized exposures and assaying of all samples.

Phase III

Should begin to develop a mineral resource within the most encouraging defined areas of Phase II by diamond drill testing.  All core would be logged onsite and splits of the mineralized sections sent for assay.  A comprehensive evaluation report of the entire program should follow.  If the results are positive and further exploration and development phases are recommended, an airborne EM-magnetometer-scintillometer geophysical program, using geological knowledge from this program to interpret the results, should be considered.

The recommended work program includes up to 1000 meters of HQ or NQ diamond drilling to define and explore mineralized zones at the adit vein(s) and the Smithe Lake quartz mass.   Two drill set-ups located near Smithe Lake are recommended; on the surface of the quartz mass and one in the hanging-wall of the vein systems and adit.  GPS controlled geological mapping, prospecting, and rock chip sampling of surface showings and underground workings will be done concurrent with the drill program.

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the year ended December 31, 2006 was $159,189 and the accumulated deficit as at December 31, 2006 was $159,189.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company has financed operations through amounts from an unrelated party without interest and with no terms for repayment.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of December 31, 2006, we had no employees.  Our employees would not be covered by labour union contracts or collective bargaining agreements.

Critical Accounting Policies and Estimates

Our discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations.  These policies may require us to make difficult, subjective, or complex judgments, commonly about the effects of matters that are inherently uncertain.

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

(a)

Exploration Stage Company

The Company is considered to be in the exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing the Howe Copper Mine located in British Columbia, Canada.

(b)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Copper Road Resources Inc., a British Columbia, Canada corporation. All significant inter-company transactions have been eliminated.

(c)

Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

(d)

Mineral Property Exploration and Development

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

(e)

Foreign Currency Translation

The Company’s functional currency is the U.S. Dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)

monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

ii)

revenue and expense items at the average rate of exchange prevailing during the period.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

(f)

Basic and Diluted Loss Per Share

Basic loss per share is calculated using the weighted-average number of shares outstanding during the period.

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive, and there are no common stock equivalents at December 31, 2006.

(g)

Financial Instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

(h)

Income Taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

(i)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

(j)

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.”) SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended December 31, 2006 was $Nil.

(k)

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended December 31, 2006, all operations took place in British Columbia, Canada.

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As at December 31, 2006, the Company had no revenues to report.

(m)

Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

(n)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " ("SFAS No. 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 7.

Financial Statements

The financial statements are attached following Item 14.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.

Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.

Other Information

None

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Ace.

NAME	AGE	POSITION	DIRECTOR SINCE

Darren Hayes	41	President, CEO, and Director	February 3, 2006
Douglas Blackman	54	Secretary and Director	November 15, 2006
Gregory Thompson	59	Director	November 15, 2006
James Laird	51	Director	November 15, 2006
Kelly Fielder	38	Director	January 1, 2007

At present, we have five directors. Our Bylaws provide for a board of directors ranging from 1 to 9 members, with the exact number to be specified by the board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The Board of Directors appoints the officers. Officers will hold office until the next annual meeting of our Board of Directors following their appointment and until their successors have been appointed and qualified.

Set forth below is a brief description of the recent employment and business experience of our officers and directors:

Darren Hayes

Mr. Hayes is the President of Copper Road Resources Inc. and possesses over 20 years of business management and consulting experience.  Mr. Hayes holds a Free Miners License since 1990, a British Columbia Prospector License, and has been involved in the exploration and development of mining properties in both Canada and Mexico. Mr. Hayes has been involved in several start-up situations by exploring and reviewing prospect data and valuation techniques determining mine economics and resource grade capabilities. Mr. Hayes experiences have allowed the involvement in selecting management teams and financing presentations. Mr. Hayes responsibilities include management of projects, acquisition and growth strategies as well as corporate communication initiatives.

Douglas Blackman

Mr. Blackman is a highly qualified lawyer with over 20 years in the Oil and Gas/Mining industry. Mr. Blackman’s extensive experience includes negotiations in production and exploration contracts and off-field business transactions. He was also Legal counsel for Petrocorp (New Zealand) working on all their oil and gas contracts. Mr. Blackman held the position of Legal Manager of the Law Department for BP Canada where included in his duties was working with their Mines and Minerals Department. He assisted in negotiations among the Inuit, the Federal Government and BP at BP’s Uranium discovery at Baker Lake, NWT. At Suncor Inc. he sat on the Mineral Rights Committee of the Canadian Petroleum Association and worked on legal matters for the minerals department. Mr. Blackman sat on the board of directors of Arcturus Ventures Inc. a publicly traded Mining company on the TSX Venture Exchange for more than 4 years. Douglas Blackman, BA LLB graduated from Trent University, Peterborough, Ontario in 1972 and Law School, University of Ottawa in 1975.

Gregory Thompson

Mr. Thompson has over 25 years of mineral exploration experience, mainly mineral property evaluations and the management of advanced level exploration programs throughout most mineral regions of British Columbia.  Mr. Thomson has also managed and participated in international work in Alaska, Mexico, and Mongolia.

Mr. Thompson holds a Bachelor of Science degree in Geology from the University of British Columbia and also holds a B.C. secondary level teaching certificate.

Mr. Thompson is a registered member of the Association of Professional Engineers and Geoscientists of British Columbia.

James Laird

He has over 25 years experience as a mineral exploration consultant, mainly in British Columbia.  Mr. Laird has made numerous discoveries of precious and base metal deposits, industrial minerals, lapidary materials, and gemstones.  He has designed, permitted, and managed successful exploration programs in most geological environments. Mr. Laird was a course instructor with the B.C. and Yukon Chamber of Mines at  the British Columbia Institute of Technology from 1996 to 2005.  In addition, he was the exploration manager with Pearl Asian Mining Corp from 2004 to 2006, a consultant with International Arimex Resources Inc.in 2005, a consultant with Grande Portage Resources Inc. from 2003 to 2005,  consultant with Red Lake Resources Inc. from 2003 to 2006, and a course consultant at North West Community College  in 2006.

Mr. Laird is a B.C. Qualified Prospector, having completed “Advanced Mineral Exploration for Prospectors” in 1980.  Additional training includes gemmology, explosives and blasting, and film production.  His company is the major provider of B.C. Rock and Mineral sets for the Geological Survey of Canada, Science World, and several educational institutions.

Kelly Fielder

Mr. Fielder has been an officer and director of Smart Video Technologies Inc. since its inception in September 2001. Mr. Fielder is also the President of IRG Services Ltd. ("IRG"), an investor relations firm based in Vancouver, B.C. which he formed in 1996.  IRG provides investor relation and corporate finance services to publicly listed companies in North America.  Between 1997 and July 1998, Mr. Fielder was Vice President of Development of Millenium Medical Supply, Inc.  Throughout 1995 and part of 1996 Mr. Fielder was employed by publicly listed International Hi-Tech Industries Inc. where he provided investor relation services.  Mr. Fielder received a Bachelor of Arts from Simon Fraser University in Burnaby, B.C.

Item 10.

  Executive Compensation

The following table sets forth the remuneration of our officers and directors for the period from inception through to the end of the period on December 31, 2006:

NAME OF INDIVIDUAL	CAPACITIES IN WHICH REMUNERATION WAS RECEIVED	AGGREGATE REMUNERATION
Darren Hayes	President	$ 60,000

Item 11.

Security Ownership of Certain Beneficial Owners and Management   and Related Stockholder Matters

Name	Shares of Common Stock	Percent of Ownership
Directors and Officers:
Darren Hayes	3,000,000	37.47%
Douglas Blackman	205,000	2.56%

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Due to Related Party

The amount payable to the President of the Company is due on demand and without interest.

Common Shares

The Company was initially authorized to issue 75,000,000 common shares with a par value of $0.001.  On March 6, 2006, the authorized share capital was increased to 500,000,000 shares with a par value of $0.001 broken down as to 450,000,000 common shares and 50,000,000 preferred shares.

On May 23, 2006, the Company issued 5,000,000 common shares at $0.003 per share for gross proceeds of $15,000 to the President.

On September 27, 2006, the 5,000,000 common shares issued on May 23, 2006 were cancelled and 5,000,000 common shares were issued on the same terms as at May 23, 2006 of which 3,000,000 shares were issued to the President.

Commitments

The Company has entered into the following agreements:

(a)

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased annually on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at December 31, 2006.

(b)

Effective January 1, 2006, the Company signed an Office Services Agreement with an unrelated third party for a fee of CDN$5,000 (or US$4,290) per month through to and including January 2007.

Item 13.

Exhibits

Exhibit 31

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.

Principal Account Fees and Services

Audit Fees

The aggregate fees billed for the period ended December 31, 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-KSB filing and other services provided by the accountant in connection with statutory and regulatory filings are approximately $5,000.

Other Accountant Fees

The aggregate fees billed for the period ended December 31, 2006 for other professional services rendered by our principal accountants are approximately $6,716.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007	COPPER ROAD INC.
/s/ Darren Hayes
Darren Hayes
President, CEO

COPPER ROAD INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(EXPRESSED IN US DOLLARS)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Copper Road Inc (An Exploration Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Copper Road Inc (An Exploration Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception February 3, 2006 through December 31, 2006 and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Road Inc (An Exploration Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception February 3, 2006 through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 5, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

COPPER ROAD INC.

(An Exploration Stage Company)

BALANCE SHEET

AT DECEMBER 31, 2006

(Stated in US Dollars)

ASSETS
CURRENT ASSETS
Cash	$ 16,002

Total Assets	$ 16,002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 66,860
Loans payable (Note 4)	14,205
Due to related party (Note 5)	49,067

Total Liabilities	130,132

STOCKHOLDERS' EQUITY
Authorized:
50,000,000 preferred shares, par value $0.001 per share
450,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,005,880 common shares issued and outstanding (Note 6)	8,006
Additional paid in capital	37,053
Deficit accumulated during exploration stage	(159,189)

Total Stockholders' Equity	(114,130)

Total Liabilities and Stockholders' Equity	$ 16,002

Going concern (Note 1)
Commitments (Note 14)

The accompanying notes are an integral part of these financial statements

COPPER ROAD INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2006

(Stated in US Dollars)

Cumulative
amounts from
inception to
December 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$ 11,716
Advertising and promotion	1,969
Bank charges and interest	969
Consulting	6,135
Foreign exchange loss	1,174
Legal	1,684
Management fees	60,000
Office	57,354
Transfer agent fees	2,635
Travel	553

144,189

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (Note 10)
Acquisition costs	15,000

NET LOSS	$ (159,189)

BASIC AND DILUTED LOSS PER COMMON SHARE (Note 3(f))	$ (0.029)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	5,429,411

The accompanying notes are an integral part of these financial statements.

COPPER ROAD INC.

(An Exploration Stage Company)

CASH FLOW STATEMENT

FOR THE PERIOD ENDED DECEMBER 31, 2006

(Stated in US Dollars)

Cumulative
amounts from
inception to
December 31, 2006

OPERATING ACTIVITIES
Net loss for the period	$ (159,189)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	66,860

Cash used by operating activities	(92,329)

FINANCING ACTIVITY
Common stock issued for cash	45,059
Loans payable	14,205
Due to related party	49,067

Cash provided by financing activities	108,331

CASH INCREASE	16,002

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$ 16,002

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -
Income taxes paid	$ -

The accompanying notes are an integral part of these financial statements.

COPPER ROAD INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD ENDED DECEMBER 31, 2006

(Stated in US Dollars)

				Deficit
	(Note 6)			Accumulated
	Common Shares		Additional	During
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Shares issued to founder at $0.003 per share in May 2006	5,000,000	$ 5,000	$ 10,000	$ -	$ 15,000

Shares issued to founder were cancelled in September 2006	(5,000,000)	(5,000)	(10,000)	-	(15,000)

Shares issued at $0.003 per share in September 2006	5,000,000	$ 5,000	$ 10,000	-	$ 15,000

Shares issued at $0.01 per share in December 2006	3,005,880	3,006	27,053	-	30,059

Net loss for the period ended December 31, 2006	-	-	-	(159,189)	(159,189)

Balance, December 31, 2006	8,005,880	$ 8,006	$ 37,053	$ (159,189)	$ (114,130)

The accompanying notes are an integral part of these financial statements.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

1.

Nature of Operations

Copper Road Inc. (the “Company”) was incorporated in the State of Nevada on February 3, 2006.  The Company is engaged in the exploration, development, and production of copper.

On September 19, 2006, the Company incorporated a private company, Copper Road Resources Inc. in the Province of British Columbia.  The main business is the exploration, development, and production of copper in Canada.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

The Company has historically maintained its ability to finance its operation through attracting private investment to its Company. The Company believes it can continue to raise the necessary capital for operational growth from private individuals and corporations known to the Company. The Company further intends on utilizing whatever rights it may have to do a public offering of its common stock to raise additional funds for market expansion.

The Company has elected a December 31 year-end.

2.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for any interim period or an entire year.

3.

Significant Accounting Policies

(a)

Exploration Stage Company

The Company is considered to be in the exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing the Howe Copper Mine located in British Columbia, Canada.

(b)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Copper Road Resources Inc., a British Columbia, Canada corporation. All significant inter-company transactions have been eliminated.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

3.

Significant Accounting Policies (continued)

(c)

Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

(d)

Mineral Property Exploration and Development

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

(e)

Foreign Currency Translation

The Company’s functional currency is the U.S. Dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)   monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

b)   revenue and expense items at the average rate of exchange prevailing during the period.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

(f)

Basic and Diluted Loss Per Share

Basic loss per share is calculated using the weighted-average number of shares outstanding during the period.

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive, and there are no common stock equivalents at December 31, 2006.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

3.

Significant Accounting Policies (continued)

(g)

Financial Instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

(h)

Income Taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

(i)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

(j)

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.”) SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended December 31, 2006 was $Nil.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

3.

Significant Accounting Policies (continued)

(k)

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended December 31, 2006, all operations took place in British Columbia, Canada.

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As at December 31, 2006, the Company had no revenues to report.

(m)

Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

(n)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " ("SFAS No. 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

4.

Loans Payable

At December 31, 2006, there are two loans payable to unrelated parties for $4,000 and CDN$11,000 or US$9,440.  Both loans are due on June 6, 2007 with interest at 10% per annum.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

5.

Due to Related Party

The amount payable to the President of the Company is due on demand and without interest.

6.

Common Shares

The Company was initially authorized to issue 75,000,000 common shares with a par value of $0.001.  On March 6, 2006, the authorized share capital was increased to 500,000,000 shares with a par value of $0.001 broken down as to 450,000,000 common shares and 50,000,000 preferred shares.

On May 23, 2006, the Company issued 5,000,000 common shares at $0.003 per share for gross proceeds of $15,000 to the President.

On September 27, 2006, the 5,000,000 common shares issued on May 23, 2006 were cancelled and 5,000,000 common shares were issued on the same terms as at May 23, 2006 of which 3,000,000 shares were issued to the President.

On December 15, 2006, 3,005,880 common shares were issued at $0.01 per share for gross proceeds of $30,059.

The number of common shares outstanding includes 3,005,880 common shares that are allotted and will be issued subsequent to the year end.

7.

Preferred Shares

At December 31, 2006 there are no preferred shares issued and outstanding.

8.

Options

At December 31, 2006, the Company had no stock options outstanding.

9.

Warrants

At December 31, 2006, the Company had no warrants outstanding.

10.

Mineral Property Exploration and Development Expenses

On May 27, 2006, the Company entered into an agreement to acquire a 100% interest in the Howe Copper Mine located in British Columbia, Canada.   The costs are summarized as follows:

Acquisition costs	$ 15,000
Balance, December 31, 2006	$ 15,000

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

10.

Mineral Property Exploration and Development Expenses (continued)

The Company paid $15,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At December 31, 2006 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$ 15	$ 17
Accounts payable	$ 55,147	$ 64,263
Loan payable	$ 9,440	$ 11,000

At December 31, 2006 US dollar amounts were converted at a rate of $1.1653 Canadian dollars to $1.00 US dollar.

12.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

December 31, 2006

Loss before income taxes	$ (159,189)

Income tax recovery at statutory rates	(23,878)
Adjustment for varying tax jurisdiction	(8,124)
Non-deductible items for tax purposes	15,031
Unrecognized benefit of non-capital loss carry-forwards	16,971

$ -

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

(presented in US dollars)

December 31, 2006

12.

Income Taxes (continued)

The significant components of the Company’s future income tax assets are as follows:

December 31, 2006

Future income tax assets
Non-capital losses available for future periods	$ 144,158

Valuation allowance	(144,158)

$ -

At December 31, 2006 the Company has available non-capital losses of approximately $144,000 which may be carried forward to apply against future income.  These losses will expire commencing in 2016.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

13.

Related Party Transactions

The related party transactions are as described in Notes 5, 6, and 14.

14.

Commitments

The Company has entered into the following agreements:

(a)

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased annually on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at December 31, 2006.

(b)

Effective January 1, 2006, the Company signed an Office Services Agreement with an unrelated third party for a fee of CDN$5,000 (or US$4,290) per month through to and including January 2007.