Form 10QSB
period 2007-03-31
Copper Road Inc.
filed 2007-05-18
CIK 1369172

COPPER ROAD INC.

(AN EXPLORATION STAGE COMPANY)

 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(EXPRESSED IN US DOLLARS)

(UNAUDITED – PREPARED BY MANAGEMENT)

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Copper Road Inc.

We have reviewed the accompanying balance sheet of Copper Road Inc. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Copper Road Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

May 17, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

COPPER ROAD INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

AT MARCH 31, 2007 WITH AUDITED FIGURES AT DECEMBER 31, 2006

(Stated in US Dollars)

(Unaudited - Prepared By Management)

ASSETS

	(Unaudited) March 31, 2007	(Audited) December 31, 2006
CURRENT ASSETS
Cash	$ 600	$ 16,002
Amount due from government agency	304	-

Total Assets	$ 904	$ 16,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 84,059	$ 66,860
Loans payable	15,311	14,205
Due to related party	50,588	49.067

Total Liabilities	149,958	130,132

STOCKHOLDERS' EQUITY
Authorized:
50,000,000 preferred shares, par value $0.001 per share
450,000,000 common shares, par value $0.001 per share
Issued and outstanding:
11,167,733 and 8,005,880 common shares issued and outstanding	11,168	8,006
Additional paid in capital	65,510	37,053
Deficit accumulated during exploration stage	(225,732)	(159,189)

Total Stockholders' Equity	(149,054)	(114,130)

Total Liabilities and Stockholders' Equity	$ 904	$ 16,002

The accompanying notes are an integral part of these financial statements

COPPER ROAD INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 31, 2006

(Stated in US Dollars)

	(Unaudited) Three months ended March 31, 2007	(Unaudited) Three months ended March 31, 2006	(Unaudited) Cumulative results from Feburary 3, 2006 to March 31,2007

Accounting and auditing	$ 2,000	$ -	$ 13,716
Advertising and promotion	-	-	1,969
Bank charges and interest	1,349	-	2,318
Consulting	31,618	-	37,753
Foreign exchange loss	715	-	1,889
Legal	-	-	1,684
Management fees	15,000	-	75,000
Meals & Entertainment	1,266		1,266
Office	13,716	-	71,070
Transfer agent fees	879	-	3,514
Travel	-	-	553

	66,543	-	210,732

MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES
Acquisition costs	-	-	15,000

NET LOSS	$ (66,533)	$ -	$ (225,732)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.006	$ -

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	10,640,758	-

The accompanying notes are an integral part of these financial statements.

COPPER ROAD INC.

(An Exploration Stage Company)

CASH FLOW STATEMENT

FOR THE PERIOD ENDED DECEMBER 31, 2006

(Stated in US Dollars)

	(Unaudited) Three months ended March 31, 2007	(Unaudited) Three months ended March 31, 2006	(Unaudited) Cumulative results from Feburary 3, 2006 to March 31,2007

OPERATING ACTIVITIES
Net loss for the period	$ (66,543)	$ -	$ (225,732)
Changes in non-cash working capital items
Amount due from government agencies	(304)		(304)
Accounts payable and accrued liabilities	17,200		84,059

Cash used by operating activities	(49,647)	-	(141,977)

FINANCING ACTIVITY
Common stock issued for cash	31,618	-	76,678
Loans payable	1,106	-	15,311
Due to related party	1,521	-	50,588

Cash provided by financing activities	34,245	-	142,577

CASH INCREASE	(15,402)	-	600

CASH, BEGINNING OF PERIOD	16,002		-

CASH, END OF PERIOD	$ 600	$ -	$ 600

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$	$ -

The accompanying notes are an integral part of these financial statements.

COPPER ROAD INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

AT MARCH 31, 2007

(Stated in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Shares issued to founder at $0.003 per share in May 2006	5,000,000	$ 5,000	$ 10,000	$ -	$ 15,000

Shares issued to founder were cancelled in September 2006	5,000,000)	(5,000)	(10,000)	-	(15,000)

Shares issued at $0.003 per share in September 2006	5,000,000	$5,000	$10,000	-	$15,000

Shares issued at $0.01 per share in December 2006	3,005,880	3,006	27,053	-	30,059

Net loss for the period ended December 31, 2006	-	-	-	(159,189)	(159,189)

Balance, December 31, 2006	8,005,880	$ 8,006	$ 37,053	$ (159,189)	$ (114,130)

Shares issued at $0.01 per share in Janurary 2007	3,161,853	3,162	28,457	-	31,619

Net loss for the period ended March 31, 2007	-	-	-	(66,543)	(66,543)

Balance, March 31, 2007	11,167,733	$ 11,168	$ 65,510	$ (225,732)	$ (149,054)

The accompanying notes are an integral part of these financial statements.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars)

(Unaudited – Prepared by Management)

March 31, 2007

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

3.

Loans Payable

At March 31, 2007, there are two loans payable to unrelated parties for $4,000 and CDN$11,000 or US$9,541.  Both loans are due on June 6, 2007 with interest at 10% per annum.  The amount reported includes accrued interest.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars)

(Unaudited – Prepared by Management)

March 31, 2007

4.

Due to Related Party

The amount payable to the President of the Company is due on demand and without interest

5.

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

On January 12, 2007, 3,161,853 common shares were issued at $0.01 per share for gross proceeds of $31,619.

The number of common shares outstanding includes 6,167,733 common shares that are allotted and will be issued subsequent to the quarter end.

6.

Preferred Shares

At March 31, 2007 there are no preferred shares issued and outstanding.

7.

Options

At March 31, 2007, the Company had no stock options outstanding.

8.

Warrants

At March 31, 2007, the Company had no warrants outstanding.

Copper Road Inc.

(an Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars)

(Unaudited – Prepared by Management)

March 31, 2007

9.

Income Taxes

At March 31, 2007, the Company has available non-capital losses of approximately $180,000 which may be carried forward to apply against future income.  These losses will expire commencing in 2016.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

10.

Related Party Transactions

The related party transactions are as described in Notes 4, 5, and 11.

11.

Commitments

The Company has entered into the following agreements:

(a)

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased annually on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at March 31, 2007.

(b)

Effective January 1, 2006, the Company signed an Office Services Agreement with an related third party for a fee of CDN$5,000 (or US$4,337) per month through to and including January 2007.