Form 10QSB/A
period 2007-03-31
Copper Road Inc.
filed 2007-05-23
CIK 1369172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
Commission File No. 0-50103

COPPER ROAD, INC.

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

Common Stock, ($0.001 par value)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Aggregate market value of stock held by non-affiliates as of May 15, 2007: $11,168

Number of shares of the issuer’s common stock  $0.001 par value outstanding as of May 15, 2007: 11,167,733 common shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:  Yes__   No_X_

PART I - FINANCIAL INFORMATION

 FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: (a) no sales to date and profitability; (b) our growth strategies; (c) anticipated trends in our industry; (d) our future financing plans; (e) our anticipated needs for working capital; (f) changes in environmental laws; (g) problems regarding availability of labor, materials, and equipment once production commences; (h) failure of the flotation plant to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production commences;  (i) our lack of necessary financial resources to complete development of the mineral properties, successfully explore, mine and fund our other capital commitments; (j) our ability to seek out and acquire other high quality copper properties; (k) the volatility of copper and other metal prices and the impact of any hedging activities, including margin limits and calls (l) between actual and estimated reserves, and between actual and estimated metallurgical recoveries, mining operational risk; (m) discrepancies between actual and estimated production; (n) speculative nature of copper exploration, dilution, and competition;  (o) loss of key employees; and (p) defective title to mineral claims or property.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this quarterly report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this quarterly report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.  In addition to the information expressly required to be included in this quarterly report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS

Description of Business

Copper Road, Inc. was incorporated in the State of Nevada in February 2006.  The Company is engaged in the exploration, development, and production of copper.

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

Products

The Company has generated no revenue from operations to date.   At present Copper Road, Inc. is a development stage company.

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

RISK FACTORS

There are inherent risk factors associated with an investment in Copper Road, Inc. and management wishes to alert investors to these risks.

Limited Operating History

Copper Road, Inc. has a limited operating history upon which an evaluation of its business and prospects can be based.  There can be no assurance that an investment in our Company shall be profitable or that we will realize revenue or be profitable on a quarterly or quarterly basis.  In addition, any plans to increase our operating expenses to further develop our operations and increase our administration resources will require capital.  A relatively high percentage of our expenses will be typically fixed in the short term as our expense levels are based, in part, on its expectations of future revenue.  To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, financial condition, operating results, and cash flows would be materially adversely affected.  Management believes that period-to-period comparisons of financial results are not necessarily meaningful at this stage and should not be relied upon as an indication of future performance.

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

Inflation

As we are an exploration stage company, inflation has not had a material affect on our operations.  In the event we are no longer considered a exploration stage entity, inflation may affect our ability to generate profits as increased costs may be associated with development and marketing of our products.  In the opinion of management, inflation at this time has not and will not have a material affect on our operations. Management will evaluate the possible affects of inflation on Copper Road, Inc. as it relates to our business and operations and will proceed accordingly.

Ability to Raise Capital

Our ability to further develop our business and operations is dependent on our ability to raise capital.  Copper Road, Inc. will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions.  There is no guarantee that we will be able to raise capital to further develop our business and operations.  Additionally, we may encounter significant costs or unfavourable terms in our efforts to raise capital.  Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the Company.

Results of Operations for the Three Months Ended March 31, 2007

Sales

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

General and Administrative Expenses

From the date of the incorporation to March 31, 2007, the Company has spent $210,732 in general and administrative expenses.

The Company employs no full time staff but relies on consultants for financial and other advice.

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased quarterlyly on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at March 31, 2007.

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

Acquisition costs	$ 15,000
Balance, March 31, 2007	$ 15,000

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

Sample No.	Location	Elevation	Au ppb	Ag g/t	Cu %	Mo ppm	Bi ppm	Description
HC JL - 01	Adit dump	1431m	880	762	>50	380	8130	grab
HC JL - 02	Adit portal	1431m	520	931	48.7	10	5210	50cm chip
HC JL - 03	Talus float	1428m	710	561	45.1	410	6540	50cm float
HC JL - 04	Adit	1431m	<50	9	0.71	50	100	1.5m chip
HC JL - 05	Adit dump	1431m	460	149	8.72	3.37%	1120	grab
HC JL - 06	200m N of adit	1457m	410	16	1.55	150	2280	grab
HC JL - 07	300m N of adit	1425m	<50	25	10.7	640	<20	50cm chip

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

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the period ended March 31, 2007 was $66,543 and the accumulated deficit as at March 31, 2007 was $225,732.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company has financed operations through amounts from an unrelated party without interest and with no terms for repayment.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of March 31, 2007, we had no employees.  Our employees would not be covered by labour union contracts or collective bargaining agreements.

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

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive, and there are no common stock equivalents at March 31, 2007.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended March 31, 2007 was $Nil.

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

For the period ended March 31, 2007, all operations took place in British Columbia, Canada.

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As at March 31, 2007, the Company had no revenues to report.

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

ITEM 3:  DISCLOSURE CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

The financial statements are attached following Item 14.

ITEM I – LEGAL PROCEEDINGS

None

ITEM II – CHANGES IN SECURITES AND USE OF PROCEEDS

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

ITEM III – DEFAULTS UPON SENIOR SECURITIES

None

ITEM IV – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM V – OTHER INFORMATION

The Company has entered into the following agreements:

(a)

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased quarterly on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at December 31, 2006.

(b)

Effective January 1, 2006, the Company signed an Office Services Agreement with an unrelated third party for a fee of CDN$5,000 (or US$4,290) per month through to and including January 2007.

ITEM V1 – EXHIBITS

31.

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.

Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	COPPER ROAD INC.
/s/ Darren Hayes
Darren Hayes
President, CEO