Form 10QSB
period 2007-06-30
Copper Road Inc.
filed 2007-09-07
CIK 1369172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
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

Aggregate market value of stock held by non-affiliates as of Aug 15, 2007: $33,214

Number of shares of the issuer’s common stock  $0.001 par value outstanding as of August 15, 2007: 33,213,276 common shares

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

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of June 30, 2007, we had no employees.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

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

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive.  The Company expects to make significant expenditures in the future to comply with such laws and regulations. It is possible that costs and delays in complying with such regulation could adversely affect the Company's development and mining plan or any potential expansion of that plan.

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

Results of Operations for the Six Months Ended June 30, 2007

Sales

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

General and Administrative Expenses

From the date of the incorporation to June 30, 2007, the Company has spent $306,292 in general and administrative expenses.

The Company employs no full time staff but relies on consultants for financial and other advice.

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased quarterly on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at June 30, 2007.

Effective January 1, 2006, the Company signed an Office Services Agreement with an unrelated third party for a fee of CDN$5,000 (or US$4,337) per month through to and including January 2007.

Mineral Property Exploration and Development Expenses

On May 27, 2006, the Company entered into an agreement to acquire a 100% interest in the Howe Copper Mine located in British Columbia, Canada.   The costs are summarized as follows:

Acquisition costs	$ 15,000
Balance, June 30, 2007	$ 15,000

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

Other Income and Expenses

None

Subsequent Events

None

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the period ended June 30, 2007 was $162,103 and the accumulated deficit as at June 30, 2007 was $321,292.  The Company has no current operations and is currently looking to locate and consummate a merger or acquisition with an operating entity. These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

The Company has financed operations through amounts from an unrelated party without interest and with no terms for repayment.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of June 30, 2007, we had no employees.  Our employees would not be covered by labour union contracts or collective bargaining agreements.

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

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive, and there are no common stock equivalents at June 30, 2007.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended June 30, 2007 was $Nil.

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

For the period ended June 30, 2007, all operations took place in British Columbia, Canada.

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As at June 30, 2007, the Company had no revenues to report.

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

On April 13, 2007, 500,000 common shares were issued at $0.02 per share for gross proceeds of $10,000.

On April 25, 2007, 3,750,000 common shares were issued at $0.02 per share for gross proceeds of $75,000.

On May 10, 2007, 2,500,00 common shares were issued at $0.02 per share for gross proceeds of $50,000.

On May 16, 2007, 2,500,000 common shares were issued at $0.02 per share for gross proceeds of $50,000.

On May 23, 2007, 3,563,043 common shares were issued at $0.02 per share for gross proceeds of $71,261.

On June 1, 2007, 3,607,500 common shares were issued at $0.02 per share for gross proceeds of $72,150.

On June 8, 2007, 1,250,000 common shares were issued at $0.02 per share for gross proceeds of $25,000.

On June 11, 2007, 1,250,000 common shares were issued at $0.02 per share for gross proceeds of $25,000.

On June 12, 2007, 3,125,000 common shares were issued at $0.02 per share for gross proceeds of $62,500.

The number of common shares outstanding includes 28,213,276 common shares that are allotted and will be issued subsequent to the quarter end.

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

a.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

a.2

Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2007 Copper Road, Inc.
Signed:	"Darren Hayes"
Name:	Darren Hayes
Title:	President, CEO