Form 10QSB
period 2007-09-30
Copper Road Inc.
filed 2007-11-19
CIK 1369172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
Commission File No. 0-50103

COPPER ROAD, INC.

 (Exact name of issuer as specified in its charter)

Nevada	20-5163482
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Aggregate market value of stock held by non-affiliates as of Nov 15, 2007: $27,376

Number of shares of the issuer’s common stock  $0.001 par value outstanding as of Nov 15, 2007: 36,963,276 common shares

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

Recent Developments

On October 25, the Company entered into a Joint Venture Agreement with Springfield Minerals Pty Ltd., and RMG Limited, to acquire up to an 80% interest in two exploration tenements located near Leigh Creek in Western Australia, held by Springfield, by spending $5 million within three years.

Products

The Company has generated no revenue from operations to date.   At present Copper Road, Inc. is an exploration stage company.

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

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of September 30, 2007, we had no employees.  Our employees would not be covered by labor union contracts or collective bargaining agreements.

Description of Properties

Howe Copper Mine

On May 27, 2006 the Company entered into an agreement to acquire 100% interest in the Howe Copper Mine located in British Columbia, Canada.  The Company paid $15,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

Lake Frome Project

On October 25, 2007 the Company entered into a Joint Venture Agreement with Springfield Minerals Pty Ltd., and RMG Limited, both of Cottesloe, Western Australia. Under the Joint Venture Agreement, Springfield has agreed that the Company may acquire up to an 80% interest in two exploration tenements held by Springfield by spending $5 million within three years in these tenements in Western Australia.

The project areas are located to the East of Leigh Creek 570 kms North of Adelaide in South Australia. Tenements that make up the four project areas are Exploration License 3812 that makes up an area of 466 square kilometers and is situated 50 kilometers east of Leigh Creek and exploration license 3813 that makes up an area of 122 square kilometers and is situated 85 kilometers east of Leigh Creek. The tenements are in the northern part of the Adelaide Geosyncline, a deformed sedimentary basin of Late Proterozoic to Middle Cambrian age, flanked by crystalline basement complexes of the Gawler and Curnamona Cratons. Lead, zinc and copper mineralization is found throughout the geosynclines generally associated with Cambrian marine shelf carbonate lithologies.

Under the terms of the agreement, Copper Road must spend $2 million to earn an initial 40% interest in the joint venture. Copper Road may spend an additional $3 million for an additional 40% interest (total 80%). Upon earning the 80% interest, Copper Road will have the right to offer to convert the remaining 20% to a 5% Net Smelter Return. Springfield has a right to reject this offer.

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

The Company’s management will take certain precautions to mitigate these risks; however, in spite of these precautions circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

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

Mining Legislation and Regulation

The Company is subject to Canadian and Australian federal, provincial, state and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances, and other matters.

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

Inflation

As we are an exploration stage company, inflation has not had a material affect on our operations.  In the event we are no longer considered an exploration stage entity, inflation may affect our ability to generate profits as increased costs may be associated with development and marketing of our products.  In the opinion of management, inflation at this time has not and will not have a material affect on our operations. Management will evaluate the possible affects of inflation on Copper Road, Inc. as it relates to our business and operations and will proceed accordingly.

Ability to Raise Capital

Our ability to further develop our business and operations is dependent on our ability to raise capital.  Copper Road, Inc. will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions.  There is no guarantee that we will be able to raise capital to further develop our business and operations.  Additionally, we may encounter significant costs or unfavorable terms in our efforts to raise capital.  Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the Company.

Results of Operations for the Nine Months Ended September 30, 2007

Sales

No marketing has been undertaken as the Company has generated no revenue from operations to date. The Company has no customers as the Company has generated no revenue from operations to date.

General and Administrative Expenses

From the date of incorporation to September 30, 2007, the Company has spent $348,321 in general and administrative expenses.

The Company employs no full time staff but relies on consultants for financial and other advice.

Effective January 1, 2006, the Company signed a President and CEO Compensation Agreement with the President for a fee of $5,000 per month and increased annually on January 1 of each year subject to approval by the Compensation Committee. The agreement also entitles the President to participate in the Company’s stock option plan along with a bonus plan based upon a defined set of benchmarks established by the Board of Directors.  No stock options or bonus plan have been determined at September 30, 2007.

Effective January 1, 2006, the Company signed an Office Services Agreement with an unrelated third party for a fee of CDN$5,000 (or US$5,026) per month through to and including January 2007.

Mineral Property Exploration and Development Expenses

On May 27, 2006, the Company entered into an agreement to acquire a 100% interest in the Howe Copper Mine located in British Columbia, Canada.   The costs are summarized as follows:

Acquisition costs	$ 19,716
Balance, September 30, 2007	$ 19,716

The Company paid $15,000 for this interest, subject to a 3% Net Smelter Return royalty of which the Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

The Company acquired the historic Howe Copper Mine in May of 2006 and subsequently commissioned Dr, Warren Geiger Ph.D., and P.Eng. P.Geol.to complete a full review and analysis of all reports and previous work done on the property.  Dr. Geiger’s report was completed July 14th, 2006, concluding the following:  the Granite-Hosted Porphyry Cu-Mo-Ag Deposit type, based on study of all the historical information to date, does appear to have the best potential for yielding economic mineralization.  Leszczyszyn (1965) estimated that minor contained sulphides in this area were 2-5%.  Don K, Bragg (2000) suspected that overall sulphide mostly chalcopyrite are between 0.2% and 0.3%.  Whether such grades of copper mineralization with unknown credits in molybdenum, silver and possibly gold might be economic with a sufficiently large tonnage defined and good commodity prices is unknown but the possibility is there.

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

Other Income and Expenses

None

Subsequent Events

On October 25, 2007, the Company entered into a joint venture agreement with Springfield Minerals Pty Ltd. (“Springfield”) and RMG Limited, pursuant to which the Company, at its option, may acquire a 40% interest in two exploration tenements held by Springfield, by incurring exploration, development and mining expenditures of $2 million within two years of signing the agreement.

Upon earning the 40% interest, the Company may earn an additional 40% interest in the tenements, bringing its interest to 80%, by incurring an additional $3 million of expenditures, for an aggregate of $5 million, within three years of signing the agreement.

Upon earning the 80% interest, the Company will have the right to offer to convert the remaining 20% interest held by Springfield to a 5% net smelter return.  Springfield has the right to reject this offer.

Liquidity and Capital Resources

To date we have incurred significant net losses.  The net loss for the period ended September 30, 2007 was $208,848 and the accumulated deficit as at September 30, 2007 was $368,037.  These factors raise substantial doubt about our ability to continue as a going concern.  We anticipate that we may continue to incur significant operating losses for the foreseeable future.  There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

Off-Balance Sheet Arrangements

None

Employees and Consultants

We currently contract out all work to third parties and consultants so the Company does not have any full time employees at present. As of September 30, 2007, we had no employees.  Our employees would not be covered by labour union contracts or collective bargaining agreements.

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

(a)

Exploration Stage Company

The Company is considered to be in the exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing the Howe Copper Mine located in British Columbia, Canada, and the Lake Frome property located in the state of Western Australia, Australia.

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

(e)

Foreign Currency Translation

The Company’s functional currency is the U.S. Dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are remeasured into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

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

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

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

(j)

Stock-Based Compensation

On February 3, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.”) SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended September 30, 2007 was $Nil.

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

For the period ended September 30, 2007, all operations took place in British Columbia, Canada.

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

As at September 30, 2007, the Company had no revenues to report.

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

(n)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

On August 5, 2007, 1,250,000 common shares were issued at $0.02 per share for gross proceeds of $25,000.

On August 24, 2007, 1,250,000 common shares were issued at $0.02 per share for gross proceeds of $25,000.

On September 11, 2007, 1,250,000 common shares were issued pursuant to a consulting agreement in exchange for consulting services to be provided over a one year period.  These shares were valued at $0.02 per share for a total value of $25,000.

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

ITEM VI – EXHIBITS

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

Date: Nov 15, 2007	Copper Road, Inc.
Signed:	/s/ Darren Hayes
Name:	Darren Hayes
Title:	President, CEO